Form 10-Q
period 2021-06-30
Fusion Acquisition Corp. II
filed 2021-08-13
CIK 1840225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 11, 2021 (inception) to June 30, 2021

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

As of August 11, 2021, there were 50,000,000 shares of Class A common stock, $0.0001 par value and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FUSION ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheet as of June 30, 2021	1
Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021	2
Unaudited Condensed Statement of Changes in Stockholders’ Equity for the period from January 11, 2021 (inception) through June 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from January 11, 2021 (inception) through June 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23

Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26

Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FUSION ACQUISITION CORP. II

CONDENSED BALANCE SHEET

JUNE 30, 2021

(Unaudited)

ASSETS
Current assets
Cash	$411,289
Prepaid expenses	651,677
Total Current Assets	1,062,966

Investments held in Trust Account	500,065,569
TOTAL ASSETS	$501,128,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$188,958
Due to related party	30,000
Convertible Promissory note – related party	300,000
Total Current Liabilities	518,958

Warrant liabilities	23,421,137
Deferred underwriting fee payable	18,800,000
Total Liabilities	42,740,095

Commitments and contingencies
Class A common stock subject to possible redemption 45,338,843 shares at $10.00 per share redemption value	453,388,430

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 4,661,157 shares issued and outstanding (excluding 45,343,343 shares subject to possible redemption)	466
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 12,500,000 shares issued and outstanding	1,250
Additional paid-in capital	602,389
Retained earnings	4,395,905
Total Stockholders’ Equity	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$501,128,535

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	For The Period from January 11, 2021 (Inception) Through June 30,
	2021	2021
General and administrative expenses	$726,636	$861,145
Loss from operations	(726,636)	(861,145)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	50,566	65,569
Change in fair value of warrant liabilities	(1,707,916)	6,372,192
Transaction costs allocated to warrants	—	(1,180,711)
Total other (expense) income, net	(1,657,350)	5,257,050

Net (loss) income	$(2,383,986)	$4,395,905

Weighted average shares outstanding, Class A redeemable common stock – basic and diluted	50,000,000	50,000,000

Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable common stock – basic	12,500,000	12,022,059

Basic net income (loss) per share, Class B non-redeemable common stock	$(0.19)	$0.36

Weighted average shares outstanding, Class B non-redeemable common stock – diluted	12,500,000	12,500,000

Diluted net income (loss) per share, Class B non-redeemable common stock	$(0.19)	$0.35

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

JANUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	12,506,250	1,251	23,749	—	25,000

Sale of 50,000,000 Units, net of underwriting discounts, initial fair value of public warrants, and offering expenses	50,000,000	5,000	—	—	452,245,864	—	452,250,864

Proceeds received in excess of fair value of private placement warrants	—	—	—	—	1,716,671	—	1,716,671

Forfeiture of Founder Shares	—	—	(6,250)	(1)	1	—	—

Common stock subject to possible redemption	(45,577,242)	(4,558)	—	—	(453,986,285)	(1,781,577)	(455,772,420)

Net income	—	—	—	—	—	6,779,891	6,779,891

Balance – March 31, 2021	4,422,758	$442	12,500,000	$1,250	$—	$4,998,314	$5,000,006

Common stock subject to possible redemption	238,399	24	—	—	602,389	1,781,577	2,383,990

Net loss	—	—	—	—	—	(2,383,986)	(2,383,986)

Balance – June 30, 2021	4,661,157	$466	12,500,000	$1,250	$602,389	$4,395,905	$5,000,010

(1)	Included an aggregate of 1,631,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

JANUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,395,905
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	1,180,711
Change in fair value of warrant liabilities	(6,372,192)
Interest earned on investments held in trust	(65,569)
Changes in operating assets and liabilities:
Prepaid expenses	(651,677)
Accrued expenses	188,958
Net cash used in operating activities	(1,323,864)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(500,000,000)
Net cash used in investing activities	(500,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	491,300,000
Proceeds from sale of Private Placements Warrants	10,700,000
Due to related party	30,000
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(173,972)
Payment of offering costs	(420,875)
Net cash provided by financing activities	501,735,153

Net Change in Cash	411,289
Cash – Beginning of period	—
Cash – End of period	$411,289

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$25,000
Offering costs paid through promissory note	$173,972
Initial classification of Class A common stock subject to possible redemption	$455,772,420
Change in value of Class A common stock subject to possible redemption	$(2,383,990)
Deferred underwriting fee payable	$18,800,000
Forfeiture of Founder shares	$(1)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Fusion Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on January 11, 2021. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through June 30, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2021

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

FUSION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

FUSION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 25, 2021, as well as the Company’s Quarterly Report on Form 10Q, as filed with the SEC on June 25, 2021, which includes the restatement of the Company’s 8K filed on March 8, 2021. The interim results for the three months ended June 30, 2021 and the period from January 11, 2021 (inception) to June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

FUSION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 45,338,843 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. In accordance with ASC Topic 340, Other Assets and Deferred Costs and ASC 825-10, Financial Instruments, offering costs were charged to stockholders’ equity upon the completion of the Initial Public Offering, and offering costs related to the warrant liabilities were charged to the statement of operations.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model. The Public Warrants were valued using the instrument’s publicly listed trading price.

FUSION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax assets with a full valuation allowance recorded against them.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended June 30, 2021 and the period from January 11, 2021 (inception) to June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended June 30, 2021 and the period from January 11, 2021 (inception) to June 30, 2021 was approximately 0%, which differs from the expected income tax rate due mainly to the start-up costs (discussed above), the change in fair value of warrant liability, and transaction costs allocated to warrant liabilities which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 23,800,000 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s condensed statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account net of applicable franchise and income taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for net income (loss) attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

FUSION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	For the Period from January 11, 2021 (Inception) Through June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$50,566	$65,569
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(50,566)	(65,569)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	50,000,000	50,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net (Loss) Income	$(2,383,986)	$4,395,905
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net (Loss) Income	$(2,383,986)	$4,395,905
Denominator: Weighted Average Non-Redeemable B Common Stock
Non-Redeemable B Common Stock, Basic	12,500,000	12,022,059
(Loss) Income/Basic Non-Redeemable B Common Stock	$(0.19)	$0.36
Non-Redeemable B Common Stock, Diluted	12,500,000	12,500,000
(Loss) Income/Diluted Non-Redeemable B Common Stock	$(0.19)	$0.35

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).

FUSION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”). On February 18, 2021, the Company effected a 1:1.2167 stock split of its Class B common stock, resulting in an aggregate of 10,493,750 Founder Shares outstanding. On February 25, 2021, the Company effected a 1:1.19178 stock split of the Company’s Class B common stock, resulting in the Sponsor holding an aggregate of 12,506,250 Founder Shares. All share and per share amounts have been retroactively restated.

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

Administrative Services Agreement

The Company entered into an agreement, commencing February 25, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative services. For the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021, the Company incurred $30,000 and $40,000 in fees for these services, respectively, of which $40,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

FUSION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Due to Related Party

As of June 30, 2021, Fusion Acquisition Corp paid for certain operating costs on behalf of the Company amounting to $30,000. These amounts are non-interest bearing and were repaid in July 2021.

Promissory Note — Related Party

On January 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. The outstanding amount of $76,027 outstanding under the Promissory Note was repaid on March 5, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.

On March 5, 2021, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of (i) March 2, 2023 and (ii) the consummation of a Business Combination (such earlier date, the “Maturity Date”). The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, there was $300,000 outstanding under the Sponsor Convertible Note.

NOTE 7. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JUNE 30, 2021

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $18,800,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 4,661,157 shares of Class A common stock issued and outstanding, excluding 45,3383,843 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021, there were 12,500,000 shares of common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

As of June 30, 2021, there are 16,166,667 Public Warrants and 7,133,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

JUNE 30, 2021

(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $131 in cash and $500,065,437 in U.S. Treasury securities. Through June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2021	U.S. Treasury Securities (Matures on 09/02/21)	1	$500,065,437	$(10,387)	$500,055,051

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$16,331,667
Warrant Liability – Private Warrants	3	$7,089,470

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a Monte Carlo simulation implementing the Black-Scholes Option Pricing Model that was modified to capture the redemption features of the public warrants, which is considered to be a Level 3 fair value measurement. The underlying assumptions in the Black-Scholes option pricing model include the underlying share price, risk-free interest rate, estimated volatility and the expected term. The primary unobservable inputs utilized in determining the fair value of the public warrants are the expected volatility of the Company’s common stock and common stock price. The expected volatility of the Company’s common stock was determined based on implied volatilities of public warrants issued by selected guideline companies and was estimated to be 10% before the expected business combination and 20% after the expected business combination. The Company’s common stock price was determined based on an iterative procedure that matched the estimated value of the common stock and fractional warrant price to equate to the observed price of the Company’s outstanding units. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the public warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the private placement warrants as of the reporting period. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker FSNB.WS. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.

FUSION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The following assumptions were used to determine the Level 3 fair value measurements:

	June 30, 2021	Initial Measurement March 2, 2021
Risk-free interest rate	1.01%	0.88%
Time to expiration, in Years	5.846	6.00
Expected volatility	10.0 – 16.3%	14.0 – 23.0%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Unit Price	$9.673	$10.06

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 11, 2021 (inception)	$—	—	—
Initial measurement on March 2, 2021	8,983,329	20,810,000	29,793,329
Change in fair value	(2,465,108)	(5,615,000)	(8,080,108)
Fair Value as of March 31, 2021	6,518,221	15,195,000	21,713,221
Change in fair value	571,249	1,136,667	1,707,916
Transfer to Level 1	—	(16,331,667)	(16,331,667)
Fair value as of June 30, 2021	$7,089,470	—	7,089,470

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from January 11, 2021 (inception) to June 30, 2021 was $16,331,667.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 11, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $2,383,986, which consists of a change in fair value of warrant liabilities of $1,707,916 and operating costs of $726,636, offset by interest income on marketable securities held in the Trust Account of $50,566.

For the period January 11, 2021 (inception) through June 30, 2021, we had a net income of $4,395,905, which consists of a change in fair value of warrant liabilities of $6,372,192 and interest income on marketable securities held in the Trust Account of $65,569 offset by transaction costs allocated to warrants of $1,180,711 and operating costs of $861,145.

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

For the period January 11, 2021 (inception) through June 30, 2021, cash used in operating activities was $1,323,864. Net income of $4,395,905 was affected by transaction costs allocated to warrants of $1,180,711, an interest earned on marketable securities held in the Trust Account of 65,569, and a change in fair value of warrant liabilities of $6,372,192. Changes in operating assets and liabilities used $462,719 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $500,065,569 (including approximately $65,569 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we $411,289 cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model. The Public Warrants were valued using the instrument’s publicly listed trading price. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants, our disclosure controls and procedures were not effective as of June 30, 2021, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION ACQUISITION CORP. II

Date: August 13, 2021	By:	/s/ John James
	Name:	John James
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Jeffrey Gary
	Name:	Jeffrey Gary
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)