Form 10-Q/A
period 2021-09-30
Fusion Acquisition Corp. II
filed 2022-01-27
CIK 1840225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

As of January 27, 2022, there were 50,000,000 shares of Class A common stock, $0.0001 par value and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Fusion Acquisition Corp. II (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on November 15, 2021 (the “Original Filing”), to restate certain of our financial statements (collectively, the “Original Financial Statements”) as a result of a reclassification error related to temporary equity and permanent equity described in more detail below.

Restatement Background

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on March 2, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On December 2, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the "Q1 2021 Financial Statements") included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 17, 2021; and (ii) unaudited interim financial statements as of June 30, 2021, for the period from January 11, 2021 (inception) to June 30, 2021 and for the three months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position or Trust Account.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 2, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

FUSION ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Interim Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from January 11, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 11, 2021 (inception) through September 30, 2021	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4.	Controls and Procedures	25

Part II. Other Information
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

Signatures		29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FUSION ACQUISITION CORP. II

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(Unaudited)

ASSETS
Current assets
Cash	$108,898
Prepaid expenses	778,822
Total Current Assets	887,720

Investments held in Trust Account	500,114,260
TOTAL ASSETS	$501,001,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$315,185
Advance from related party	300,000
Total Current Liabilities	615,185

Warrant liabilities	16,067,086
Deferred underwriting fee payable	18,800,000
Total Liabilities	35,482,271

Commitments and contingencies
Class A common stock subject to redemption; $0.0001 par value; 280,000,000 shares authorized, 50,000,000 shares issued and outstanding at $10.00 per share redemption value	500,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 12,500,000 shares issued and outstanding	1,250
Additional paid-in capital	—
Accumulated deficit	(34,481,541)
Total Stockholders’ Deficit	(34,480,291)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$501,001,980

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	For The Period from January 11, 2021 (Inception) Through September 30,
	2021	2021
General and administrative expenses	$271,473	$1,132,618
Loss from operations	(271,473)	(1,132,618)

Other income (expense):
Interest earned on marketable securities held in Trust Account	48,691	114,260
Change in fair value of warrant liabilities	7,354,051	13,726,243
Transaction costs allocated to warrants	—	(1,180,711)
Total other income, net	7,402,742	12,659,792

Net income	$7,131,269	$11,527,174

Basic and diluted weighted average shares outstanding, Class A common stock	50,000,000	50,000,000

Basic and diluted net income per share, Class A common stock	$0.11	$0.19

Basic and diluted weighted average shares outstanding, Class B common stock	12,500,000	12,184,886

Basic and diluted net income per share, Class B common stock	$0.11	$0.19

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance — January 11, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	12,506,250	1,251	23,749	—	25,000

Proceeds received in excess of fair value of private placement warrants	—	—	1,716,671	—	1,716,671

Forfeiture of Founder Shares	(6,250)	(1)	1	—	—

Accretion of Class A common stock to redemption amount	—	—	(1,740,421)	(46,008,715)	(47,749,136)

Net income	—	—	—	6,779,891	6,779,891

Balance – March 31, 2021 (unaudited) (as restated)	12,500,000	$1,250	$—	$(39,228,824)	$(39,227,574)

Net loss	—	—	—	(2,383,986)	(2,383,986)

Balance – June 30, 2021 (unaudited) (as restated)	12,500,000	$1,250	$—	$(41,612,810)	$(41,611,560)

Net income	—	—	—	7,131,269	7,131,269

Balance – September 30, 2021 (unaudited)	12,500,000	$1,250	$—	$(34,481,541)	$(34,480,291)

(1)	Included an aggregate of 1,631,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$11,527,174
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	1,180,711
Change in fair value of warrant liabilities	(13,726,243)
Interest earned on investments held in trust	(114,260)
Changes in operating assets and liabilities:
Prepaid expenses	(778,822)
Accounts payable and accrued expenses	315,185
Net cash used in operating activities	(1,596,255)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(500,000,000)
Net cash used in investing activities	(500,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	491,300,000
Proceeds from sale of Private Placements Warrants	10,700,000
Advance from related party	300,000
Repayment of promissory note – related party	(173,972)
Payment of offering costs	(420,875)
Net cash provided by financing activities	501,705,153

Net Change in Cash	108,898
Cash – Beginning of period	—
Cash – End of period	$108,898

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$25,000
Offering costs paid through promissory note	$173,972
Forfeiture of Founder shares	$(1)

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

FUSION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s unaudited condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$455,772,420	$44,227,580	$500,000,000
Class A common stock	$442	$(442)	$—
Additional paid-in capital	$—	$—	$—
Accumulated deficit	$4,998,314	$(44,227,138)	$(39,228,824)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(44,227,580)	$(39,227,574)
Number of shares subject to redemption	45,577,242	4,422,758	50,000,000

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$453,388,430	$46,611,570	$500,000,000
Class A common stock	$466	$(466)	$—
Additional paid-in capital	$602,389	$(602,389)	$—
Accumulated deficit	$4,395,905	$(46,008,715)	$(41,612,810)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(46,611,570)	$(41,611,560)
Number of shares subject to redemption	45,338,843	4,661,157	50,000,000

Statement of Operations for the Period from January 11, 2021 (Inception) through March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A common stock	50,000,000	(32,777,778)	17,222,222
Basic and diluted earnings per share, Class A common stock	$—	$0.25	$0.25
Weighted average shares outstanding, Class B common stock	11,471,519	(1,263,186)	10,208,333
Basic and diluted earnings per share, Class B common stock	$0.59	$(0.34)	$0.25

FUSION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Statement of Operations for the Three Months June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A common stock	50,000,000	—	50,000,000
Basic and diluted earnings per share, Class A common stock	$—	$(0.04)	$(0.04)
Weighted average shares outstanding, Class B common stock	12,500,000	—	12,500,000
Basic and diluted earnings per share, Class B common stock	$(0.19)	$0.15	$(0.04)

Statement of Operations for the Period from January 11, 2021 (Inception) through June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A common stock	50,000,000	(16,388,889)	33,611,111
Basic and diluted earnings per share, Class A common stock	$—	$0.10	$0.10
Weighted average shares outstanding, Class B common stock	12,022,059	(667,892)	11,354,167
Basic and diluted earnings per share, Class B common stock	$0.36	$(0.26)	$0.10

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from January 11, 2021 (Inception) through March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of 50,000,000 Units, net of underwriting discounts and offering expenses	$452,250,864	$(452,250,864)	$—
Common stock subject to possible redemption	$(455,772,420)	$455,772,420	$—
Accretion for Class A common stock to redemption amount	$—	$(47,749,136)	$(47,749,136)
Total stockholders' equity (deficit)	$5,000,006	(44,227,580)	(39,227,574)

Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Change in value of common stock subject to redemption	$2,383,990	$(2,383,990)	$—
Total stockholders' equity (deficit)	$5,000,010	$(46,611,570)	$(41,611,560)

Statement of Cash Flows for the Period from January 11, 2021 (Inception) through March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Initial classification of Class A common stock subject to possible redemption	$447,810,820	$(447,810,820)	$—
Change in value of Class A common stock subject to possible redemption	$7,961,600	$(7,961,600)	$—

Statement of Cash Flows for the Period from January 11, 2021 (Inception) through June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Initial classification of Class A common stock subject to possible redemption	$447,810,820	$(447,810,820)	$—
Change in value of Class A common stock subject to possible redemption	$(2,383,990)	$2,383,990	$—

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

FUSION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$5,705,015	$1,426,254	$9,268,469	$2,258,705
Denominator:
Basic and diluted weighted average shares outstanding	50,000,000	12,500,000	50,000,000	12,184,886

Basic and diluted net income per common stock	$0.11	$0.11	$0.19	$0.19

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$11,210,000
Warrant Liability – Private Warrants	3	$4,857,086

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a Monte Carlo simulation implementing the Black-Scholes Option Pricing Model that was modified to capture the redemption features of the public warrants, which is considered to be a Level 3 fair value measurement. The underlying assumptions in the Black-Scholes option pricing model include the underlying share price, risk-free interest rate, estimated volatility and the expected term. The primary unobservable inputs utilized in determining the fair value of the public warrants are the expected volatility of the Company’s common stock and common stock price. The expected volatility of the Company’s common stock was determined based on implied volatilities of public warrants issued by selected guideline companies and was estimated to be 10% before the expected business combination and 20% after the expected business combination. The Company’s common stock price was determined based on an iterative procedure that matched the estimated value of the common stock and fractional warrant price to equate to the observed price of the Company’s outstanding units. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the public warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the private placement warrants as of the reporting period. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker FSNB.WS. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.

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

The following assumptions were used to determine the Level 3 fair value measurements:

September 30, 2021
Risk-free interest rate	1.10%
Time to expiration, in Years	5.71
Expected volatility	12.0%
Dividend yield	0.00%
Exercise price	$11.50
Unit Price	$9.71

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 11, 2021 (inception)	$—	$—	$—
Initial measurement on March 2, 2021	8,983,329	20,810,000	29,793,329
Change in fair value	(2,465,108)	(5,615,000)	(8,080,108)
Fair Value as of March 31, 2021	6,518,221	15,195,000	21,713,221
Change in fair value	571,249	1,136,667	1,707,916
Transfer to Level 1	—	(16,331,667)	(16,331,667)
Fair value as of June 30, 2021	7,089,470	—	7,089,470
Change in fair value	(2,232,384)	—	(2,232,384)
Fair value as of September 30, 2021	$4,857,086	$—	$4,857,086

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from January 11, 2021 (inception) to September 30, 2021 was $16,331,667.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements for the periods ended March 2, 2021, March 31, 2021, June 30, 2021 and September 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

For the three months ended September 30, 2021, we had net income of $7,131,269, which consists of a change in fair value of warrant liabilities of $7,354,051 and interest income on marketable securities held in the Trust Account of $48,691, offset by operating costs of $271,473.

For the period January 11, 2021 (inception) through September 30, 2021, we had a net income of $11,527,174, which consists of a change in fair value of warrant liabilities of $13,726,243 and interest income on marketable securities held in the Trust Account of $114,260 offset by transaction costs allocated to warrants of $1,180,711 and operating costs of $1,132,618.

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

For the period January 11, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,596,255. Net income of $11,527,174 was affected by transaction costs allocated to warrants of $1,180,711, interest earned on marketable securities held in the Trust Account of 114,260, and a change in fair value of warrant liabilities of $13,726,243. Changes in operating assets and liabilities used $463,637 of cash for operating activities.

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

As of September 30, 2021, we had $271,473 cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper classification of our Class A common stock subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

FUSION ACQUISITION CORP. II

Date: January 27, 2022	By:	/s/ John James
	Name:	John James
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 27, 2022	By:	/s/ Erik Thoresen
	Name:	Erik Thoresen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)