Form 10-K
period 2022-12-31
Fusion Acquisition Corp. II
filed 2023-11-01
CIK 1840225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40020

FUSION ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1352058
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

667 Madison Avenue, 5th Floor New York, NY	10065
(Address of Principal Executive Offices)	(Zip Code)

(212) 763-0619
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	FSNB.U	None
Class A common stock, par value $0.0001 per share	FSNB	None
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock	FSNB WS	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2022, computed by reference to the closing price of the Class A common stock reported on the New York Stock Exchange on such date, was approximately $490,500,000.

As of November 1, 2023, there were 14,694,747 shares of Class A common stock, par value $0.0001, issued and outstanding.

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

ii

Part I

References in this report to “we,” “us” or the “Company” refer to Fusion Acquisition Corp. II References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Fusion Sponsor II LLC, a Delaware limited liability company.

Item 1.Business.

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

As of December 31, 2022, there was $506,713,948 in investments and cash held in the trust account, which includes $6,713,948 of interest income, and approximately $3,773 of cash held outside the trust account. As of December 31, 2022, we had withdrawn $332,505 interest earned from the trust account.

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

Selection of a target business and structuring of our initial business combination

While we may pursue an acquisition in any business industry or sector, we intend to concentrate our efforts identifying businesses in the financial services industry with an enterprise value of approximately $1.5 billion to $5.0 billion, with particular emphasis on businesses that are providing or changing technology for traditional financial services (“FinTech”), those in the wealth, investment and asset management sectors, or certain types of technology companies that lie adjacent to the FinTech sector. Such companies might include those providing artificial intelligence, information, data and analytics, tech-enabled services, risk, and compliance solutions, including those focused on financial, regulatory, fraud and cybersecurity risk, and/or enterprise software solutions, among others. In addition, we intend to capitalize on the ability of our management team to identify, acquire, and manage a business in the FinTech and financial services industries that can benefit from their experience and differentiated global network. Our second amended and restated certificate of incorporation (as amended on February 25, 2021 and March 1, 2023, our “second amended and restated certificate of incorporation”) prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our second amended and restated certificate of incorporation provided that we have only 24 months from the closing of the initial public offering, or March 2, 2023 to complete our initial business combination.

On February 28, 2023, we held a special meeting of stockholders (the “February Special Meeting”), at which our stockholders approved the proposals presented to them to amend our second amended and restated certificate of incorporation to (i) extend the date in which we have to complete a business combination from March 2, 2023 to September 2, 2023, (ii) allow our board of directors, in its sole discretion, to elect to wind up the Company’s operations on a date earlier than the Extended Date and (iii) provide holders of our shares of Class B common stock the right to convert any and all of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis prior to the closing of our initial business combination.

On September 1, 2023, we held a special meeting of stockholders (the "September Special Meeting), pursuant to which, among other things, our stockholders approved an amendment to our second amended and restated certificate of incorporation to (i) extend the date in which we have to consummate an initial business combination from September 2, 2023 to March 2, 2024 (such date, the "Extended Date") and (ii) remove (A) the limitation that the Company shall not consummate an initial business combination if it would cause the Company's net tangible assets to be less than $5,000,001 and (B) the limitation that the Company shall not redeem its shares of Class A common stock such that it would cause the Company's net tangible assets to be less than $5,000,001 following such redemptions.

If we are unable to complete our initial business combination within the Extended Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the Extended Date.

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

Recent Developments

On February 28, 2023, we held a special meeting of stockholders (the “February Special Meeting”), pursuant to which, among other things, our stockholders approved an amendment to our second amended and restated certificate of incorporation (the “February Charter Amendment”) to (i) extend the time in which we have to complete an initial business combination from March 2, 2023 to September 2, 2023 and permit our board of directors in its sole discretion to wind up our operations on an earlier date as determined by them and included in a public announcement and (ii) provide holders of our shares of Class B common stock with the right to convert any and all of their shares of Class B common stock into shares of Class A common stock prior to the closing of an initial business combination on a one-for-one basis at the election of the holder. In connection with the February Special Meeting, stockholders holding 45,524,677 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s trust account as of January 25, 2023, including any interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable). As a result, approximately $463.4 million (approximately $10.18 per share) was removed from the Trust Account to pay such holders and approximately $45.6 million remained in the Trust Account. Following the aforementioned redemptions, the Company had 16,975,323 shares of common stock outstanding, which includes 4,475,323 shares of Class A common stock and 12,500,000 shares of Class B common stock. In connection with the February Special Meeting, on March 1, 2023, we filed the February Charter Amendment with the Delaware Secretary of State.

Between August 25, 2023 and August 31, 2023, we and the Sponsor entered into a non-redemption agreement (the “Non-Redemption Agreements”) with unaffiliated third party investors (the “NRA Investors”), pursuant to which the NRA Investors have agreed, in connection with the September Special Meeting (as defined below), to not redeem, or to reverse and revoke any prior redemption election, with respect to 2,105,697 shares of Class A common stock held by them and the Sponsor has agreed to transfer to the NRA Investors an aggregate of 471,424 founder shares. The foregoing description of the Non-Redemption Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Non-Redemption Agreement, which is filed hereto as Exhibit 10.10.

On August 29, 2023, in accordance with our second amended and restated certificate of incorporation, as amended, the Sponsor elected to convert 12,500,000 shares of Class B common stock held by it into shares of Class A common stock on a one-for-one basis for no consideration. As a result, as of the date of this Annual Report on Form 10-K, there are no shares of Class B common stock outstanding.

Also on August 29, 2023, the Company and Sponsor entered into a subscription agreement (the “Polar Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party of the Company, pursuant to which Polar agrees to make certain capital contributions (the “Polar Capital Contribution”) from time to time, at the request of the Sponsor, subject to the terms and conditions of the Polar Subscription Agreement, to the Sponsor to meet the Sponsor’s commitment to fund our working capital needs. In exchange for the commitment of Polar to provide the Polar Capital Contribution, (i) we will issue shares of Class A common stock to Polar at the closing of our initial business combination; and (ii) upon repayment of working capital loans by the Company, the Sponsor will return the Investor Capital Contribution at the closing of an initial business combination. In exchange for the forgoing commitment of Polar to make capital contributions to the Sponsor, we agreed to, or cause the surviving entity following the closing of our initial business combination to, issue one share of Class A common stock for each dollar of the Investor Capital Contribution funded by Polar at the time of the closing of our initial business combination. We granted certain registration rights, as described in the Polar Subscription Agreement, with respect to such shares. The foregoing description of the Polar Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the Polar Subscription Agreement, which is filed hereto as Exhibit 10.11.

On September 1, 2023, we held a special meeting of stockholders (the “September Special Meeting”), pursuant to which, among other things, our stockholders approved an amendment to our second amended and restated certificate of incorporation (the “September Charter Amendment”) to (i) extend the time in which we have to complete an initial business combination from September 2, 2023 to March 2, 2024 and (ii) remove (A) the limitation that the Company shall not consummate an initial business combination if it would cause the Company’s net tangible assets to be less than $5,000,001 and (B) the limitation that the Company shall not redeem its shares of Class A Common Stock such that it would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the September Special Meeting, stockholders holding 2,280,576 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s trust account as of August 14, 2023, including any interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable). As a result, approximately $24.2 million (approximately $10.60 per share) was removed from the Trust Account to pay such holders and approximately $23.3 million remained in the Trust Account. Following the aforementioned redemptions, the Company had 14,694,747 shares of Class A common stock outstanding, which includes 2,194,747 public shares and 12,500,000 founder shares. In connection with the September Special Meeting, on September 1, 2023, we filed the September Charter Amendment with the Delaware Secretary of State.

In addition, on October 18, 2023, the NYSE notified us, and publicly announced, that the staff of NYSE Regulation determined to suspend trading immediately and commence proceedings to delist our units and shares of Class A common stock pursuant to Section 802.01B of the NYSE's Listed Company Manual because we had fallen below the NYSE's continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive thirty-trading day period of at least $40 million. We expect such securities to trade over-the-counter.

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

●	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination by March 2, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination by March 2, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek stockholder approval of our initial business combination, our Sponsor, initial stockholders, directors, executive officers, advisors, and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least until March 2, 2024, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, due to liquidity concerns and since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by March 2, 2024.

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

The requirement that we complete our initial business combination by March 2, 2024, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 2, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by March 2, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by the Extended Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least until March 2, 2024, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering, only $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until at least the Extended Date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date; and (iii) absent an initial business combination by the Extended Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 2, 2024, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extended Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our second amended and restated certificate of incorporation provided, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our second amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the initial public offering or (y) amend the foregoing provisions. These provisions of our second amended and restated certificate of incorporation, like all provisions of our second amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

On February 28, 2023, we held the Meeting, at which our stockholders approved the proposals presented to them to amend our second amended and restated certificate of incorporation to (i) extend the date in which we have to complete a business combination to the Extended Date, (ii) allow our board of directors, in its sole discretion, to elect to wind up the Company’s operations on a date earlier than the Extended Date and (iii) provide holders of our shares of Class B common stock the right to convert any and all of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis prior to the closing of our initial business combination.

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

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our second amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our second amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by the Extended Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by the Extension Date, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by the Extension Date is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the Extension Date before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units and Class A common stock are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $150 million, the aggregate market value of our publicly-held shares would be required to be at least $40 million and we would be required to have a minimum of 400 round lot holders and 1,100,000 publicly held shares. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

On November 10, 2022, the NYSE notified us, and publicly announced, that the NYSE determined to commence proceedings to delist the our warrants from the NYSE and that trading in the warrants would be suspended immediately, due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual.

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

As a result, included on our condensed balance sheets as of December 31, 2021 and December 31, 2022 contained elsewhere in this Form 10-K are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our unaudited condensed financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination by March 2, 2024. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 30 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our Initial Public Offering in March 2, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately twenty-four months after the effective date of our IPO, as of the date of this Form 10-K). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in trust account included approximately $1,779,000 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, or February 2, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by the Extended Date.

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

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review certain direct or indirect foreign investments in U.S. businesses. Among other things, CFIUS is empowered to require mandatory filings related to certain foreign investments, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. businesses if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

Our Sponsor, Fusion Sponsor II LLC, is controlled by a non-U.S. person. John James, our Chief Executive Officer, is the managing member of our Sponsor and therefore ultimately has voting and dispositive power over the securities held directly by our Sponsor. Mr. James is a British and Australian citizen. Both Mr. James and our Sponsor are “foreign persons” that qualify as “excepted investors” under the CFIUS regulations. Excepted investors must meet specified qualifications related to countries that have been designated by CFIUS as “excepted foreign states,” which are Australia, Canada, New Zealand, and the United Kingdom of Great Britain and Northern Ireland. Though excepted investors remain subject to CFIUS’s general jurisdiction, they are exempt from certain expanded CFIUS authorities under the Foreign Investment Risk Review Modernization Act of 2018.

For so long as the Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under the regulations relating to CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. operations that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. In such circumstances, CFIUS may decide to delay or recommend that the President of the United States block our proposed initial business combination, require conditions with respect to such initial business combination or recommend that the President of the United States order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, or delay or prevent us from pursuing, certain target companies that we believe would otherwise be beneficial to us and our stockholders. In addition, certain types of U.S. businesses may be subject to rules or regulations that limit or impose requirements with respect to foreign ownership.

If CFIUS determines it has jurisdiction, CFIUS may decide to recommend a block or delay our initial business combination, or require conditions with respect to it, which may delay or prevent us from consummating a potential transaction.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required, including as a result of extended regulatory review, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, our stockholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment. Additionally, our warrants will become worthless.

Item 2B. Unresolved Staff Comments.

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

Holders

As of October 31, 2023, there was one holder of record of our units, two holders of record of our Class A common stock and two holders of record of our warrants.

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

Item 6. [Reserved]

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

Recent Developments

On February 28, 2023, we held a special meeting of stockholders (the “February Special Meeting”), pursuant to which, among other things, our stockholders approved an amendment to our second amended and restated certificate of incorporation (the “February Charter Amendment”) to (i) extend the time in which we have to complete an initial business combination from March 2, 2023 to September 2, 2023 and permit our board of directors in its sole discretion to wind up our operations on an earlier date as determined by them and included in a public announcement and (ii) provide holders of our shares of Class B common stock with the right to convert any and all of their shares of Class B common stock into shares of Class A common stock prior to the closing of an initial business combination on a one-for-one basis at the election of the holder. In connection with the February Special Meeting, stockholders holding 45,524,677 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s trust account as of January 25, 2023, including any interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable). As a result, approximately $463.4 million (approximately $10.18 per share) was removed from the Trust Account to pay such holders and approximately $45.6 million remained in the Trust Account. Following the aforementioned redemptions, the Company had 16,975,323 shares of common stock outstanding, which includes 4,475,323 shares of Class A common stock and 12,500,000 shares of Class B common stock. In connection with the February Special Meeting, on March 1, 2023, we filed the February Charter Amendment with the Delaware Secretary of State.

Between August 25, 2023 and August 31, 2023, we and the Sponsor entered into a non-redemption agreement (the “Non-Redemption Agreements”) with unaffiliated third party investors (the “NRA Investors”), pursuant to which the NRA Investors have agreed, in connection with the September Special Meeting (as defined below), to not redeem, or to reverse and revoke any prior redemption election, with respect to 2,105,697 shares of Class A common stock held by them and the Sponsor has agreed to transfer to the NRA Investors an aggregate of 471,424 founder shares. The foregoing description of the Non-Redemption Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Non-Redemption Agreement, which is filed hereto as Exhibit 10.10.

On August 29, 2023, in accordance with our second amended and restated certificate of incorporation, as amended, the Sponsor elected to convert 12,500,000 shares of Class B common stock held by it into shares of Class A common stock on a one-for-one basis for no consideration. As a result, as of the date of this Annual Report on Form 10-K, there are no shares of Class B common stock outstanding.

Also on August 29, 2023, the Company and Sponsor entered into a subscription agreement (the “Polar Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party of the Company, pursuant to which Polar agrees to make certain capital contributions (the “Polar Capital Contribution”) from time to time, at the request of the Sponsor, subject to the terms and conditions of the Polar Subscription Agreement, to the Sponsor to meet the Sponsor’s commitment to fund our working capital needs. In exchange for the commitment of Polar to provide the Polar Capital Contribution, (i) we will issue shares of Class A common stock to Polar at the closing of our initial business combination; and (ii) upon repayment of working capital loans by the Company, the Sponsor will return the Investor Capital Contribution at the closing of an initial business combination. In exchange for the forgoing commitment of Polar to make capital contributions to the Sponsor, we agreed to, or cause the surviving entity following the closing of our initial business combination to, issue one share of Class A common stock for each dollar of the Investor Capital Contribution funded by Polar at the time of the closing of our initial business combination. We granted certain registration rights, as described in the Polar Subscription Agreement, with respect to such shares. The foregoing description of the Polar Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the Polar Subscription Agreement, which is filed hereto as Exhibit 10.11.

On September 1, 2023, we held a special meeting of stockholders (the “September Special Meeting”), pursuant to which, among other things, our stockholders approved an amendment to our second amended and restated certificate of incorporation (the “September Charter Amendment”) to (i) extend the time in which we have to complete an initial business combination from September 2, 2023 to March 2, 2024 and (ii) remove (A) the limitation that the Company shall not consummate an initial business combination if it would cause the Company’s net tangible assets to be less than $5,000,001 and (B) the limitation that the Company shall not redeem its shares of Class A Common Stock such that it would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the September Special Meeting, stockholders holding 2,280,576 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s trust account as of August 14, 2023, including any interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable). As a result, approximately $24.2 million (approximately $10.60 per share) was removed from the Trust Account to pay such holders and approximately $23.3 million remained in the Trust Account. Following the aforementioned redemptions, the Company had 14,694,747 shares of Class A common stock outstanding, which includes 2,194,747 public shares and 12,500,000 founder shares. In connection with the September Special Meeting, on September 1, 2023, we filed the September Charter Amendment with the Delaware Secretary of State.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 11, 2021 (inception) through December 31, 2022, were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $16,567,938, which consists of a change in fair value of warrant liabilities of $12,633,799 and interest earned on cash and investments held in the Trust Account of $6,872,860, offset by general and administrative expenses of $1,536,647 and provision for income taxes of $1,402,074.

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

Following the initial public offering, the partial exercise of the over-allotment option, and the sale of the private placement warrants, a total of $500,000,000 was placed in the trust account. We incurred $15,688,848 in transaction costs, including $8,700,000 of cash underwriting fees, $18,800,000 of deferred underwriting fees and $619,847 of other offering costs.

For the year ended December 31, 2022, cash used in operating activities was $534,549. Net income of $16,567,938 was affected by interest earned on cash and investments held in the Trust Account of $6,872,860, and a change in fair value of warrant liabilities of $12,633,799. Changes in operating assets and liabilities provided $2,404,172 of cash for operating activities.

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

As of December 31, 2022, we had investments held in the trust account of $506,713,948 (including approximately $6,713,948 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we have withdrawn $332,505 interest earned from the Trust Account.

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

As of December 31, 2022, we had $3,773 cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

As of December 31, 2022, we had cash of $3,773 held outside the Trust Account and available for working capital purposes. We have $1,500,000 available to draw upon under the Working Capital Loans (as defined below) and may need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate the business prior to a Business Combination. Moreover, we may need to obtain additional financing or further draw on the Working Capital Loans either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. We have until March 2, 2024, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity concerns and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 2, 2024.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On March 5, 2021, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor (as amended on September 1, 2023), pursuant to which the Company may borrow up to $1,500,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of (i) March 2, 2024 and (ii) the consummation of a business combination (such earlier date, the “Maturity Date”). The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there was $425,360 and $300,000 in borrowings outstanding under the Sponsor Convertible Note.

On December 3, 2021, the Company issued an unsecured convertible promissory note (the “Officer Convertible Note”) to the Chief Executive Officer, pursuant to which the Company may borrow up to $300,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination. All unpaid principal under the Officer Convertible Note will be due and payable in full on the earlier of (i) March 2, 2023, and (ii) the consummation of a business combination (such earlier date, the “Maturity Date”). The Chief Executive Officer will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Officer Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there was $200,000 in borrowings outstanding under the Officer Convertible Note. The total of $625,360 and $500,000 as of December 31, 2022 and 2021, respectively, in borrowings is outstanding under both the Sponsor Convertible Note and Officer Convertible Note.

On November 1, 2022, the Company issued an unsecured convertible promissory note (“BOKA Convertible Note”) to BOKA Founder LP (“BOKA”), pursuant to which the Company may borrow up to $500,000 from BOKA for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination, All unpaid principal under the BOKA Convertible Note will be due and payable in full on the earlier of (i) the termination date of the Company as listed in its organizational documents March 2, 2024 (as amended), or such later date as may be approved by the Company’s stockholders in accordance with the organizational documents, and (ii) the effective date of a business combination. BOKA will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the BOKA Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering; provided, that BOKA’s optional conversion shall be reduced such that the amount of principal converted pursuant to (i) the Sponsor Convertible Note, (ii) the Convertible Note, and (iii) the BOKA Convertible Note does not exceed $1,500,000 in the aggregate.

On September 1, 2023, in connection with the extension of the time in which we have to complete an initial business combination, we amended and restated each of the Sponsor Convertible Note, the Officer Convertible Note and the BOKA Convertible Note to extend the maturity dates thereunder to the earlier of March 2, 2024 and the effective date of a business combination.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was measured by reference from the trading price of the Public Warrants. The Public Warrants were initially valued using a Monte Carlo Simulation. The Private Placement Warrants was initial valued using Black Scholes Option Pricing Model. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units were valued using the instrument’s publicly listed trading price. During the period ending December 31, 2022, the Private Placement Warrants were deemed to be nearly identical to the Public Warrants and as such were valued using the Public Warrants publicly listed trading price.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 as of January 11, 2021, and the adoption did not have an impact on our financial position, results of operations or cash flows.

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

Reference is made to pages F-1 through F-22 comprising a portion of this Form 10-K.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 9A. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022 due to the Company’s inability to timely file the Annual Report on Form 10-K for the year ended December 31, 2022, which resulted in a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

In light of the material weakness described above, we plan to enhance our processes to be able to timely file our periodic reports in the future. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

NAME	AGE	POSITION
James Ross	57	Non-Executive Chairman

John James	44	Chief Executive Officer and Director

Erik Thoresen	50	Chief Financial Officer and Director

Kelly Driscoll	63	Director

Ben Buettell	60	Director

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

John James has served as our Chief Executive Officer and as a director since January 2021. Mr. James has 20 years’ experience as a successful institutional investor, asset manager, and founder and operator of multiple technology businesses. Since November 2015, Mr. James has served as chairman and chief executive officer of BetaSmartz Global Pty Ltd (“BetaSmartz”), a global financial technology business serving financial services organizations. Mr. James has also served as a director of Strawberry Hill Consulting Pty Ltd since July 2012. Prior to founding BetaSmartz, Mr. James co-founded Boka Group (“Boka”) in October 2005, an emerging market fund management and sovereign advisory company, where he oversaw Boka’s investments and fund administration until the term of Boka’s closed-ended funds came to an end in 2010. In 2010, Mr. James relocated to Australia where he began structuring new financial products, including a first home buyer mortgage product for La Trobe Financial Services, which is now a subsidiary of Blackstone Group, and a real estate ETF. After serving as a reserve officer in the U.K. Royal Naval Reserve, Mr. James began his career at London-based Anglo-Suisse Capital in February 2002 where he managed equities portfolios and advised on M&A transactions until starting Boka. Mr. James received a Bachelor of Arts (Hons) and a Master of Arts from the University of Oxford with further studies in Law at the University of London and Managerial Accounting and Digital Marketing at the University of Illinois at Urbana-Champaign - College of Business. Mr. James served as Chief Executive Officer of Fusion I from April 2020 to September 2021. He is a fellow of the Financial Services Institute of Australasia (F Fin) and a Chartered Member of the Chartered Institute for Securities and Investment (Chartered MCSI). We believe Mr. James’s entrepreneurial experience and deep financial services background, make him well qualified to serve as a director.

Erik Thoresen has served as our Chief Financial Officer and as a director since January 2022. Mr. Thoresen, is the chief business development officer, since July 2021, of Glass House Group, Inc. (“Glass House”) (OTC: GLASF), a vertically integrated consumer packaged goods cannabis company, where he advised Glass House on its business combination with Mercer Park Brand Acquisition Corp. Since February 2021, Mr. Thoresen has also been a manager of Reflective Partners Fund I, LLC, a fund dedicated to investing in SPAC sponsor teams that are focused on FinTech, healthcare, technology, media and telecom sectors. From January 2019 to March 2021, Mr. Thoresen was the vice president of mergers and acquisitions and real estate of Harvest Health and Recreation, Inc. (CSE: HARV, OTCQX: HRVSF), a multi-state cannabis company that is now part of Trulieve. Previously, from November 2013 to July 2018, Mr. Thoresen was the chief operating officer and executive vice president of Jonathan D. Pond, LLC, a wealth management firm, and prior to that held executive roles at BNY Mellon and E*TRADE. Mr. Thoresen is a Chartered Financial Analyst Charterholder, and previously served on the board of directors of Sport-Haley, Inc. from 2010 to 2013 where he served as chairman of the audit committee and on the investment committee at various times. He received his Bachelor of Arts in International Relations from Syracuse University in 1994, and his Master of Business Administration from the Darden School at the University of Virginia in 2000.

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of the Sponsor of $10,000 per month, until we consummate our initial business combination, for office space, utilities and secretarial and administrative support and reimbursement of expenses and the payment of $15,000 per month to our former chief financial officer, Mr. Gary, which terminated on December 31, 2021, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of October 31, 2023 by:

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

The beneficial ownership of our common stock is based on 14,694,747 shares of common stock issued and outstanding as of October 31, 2023, consisting of 2,194,747 public shares and 12,500,000 shares of Class A common stock, which were originally issued to Fusion Sponsor II LLC as shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors, Executive Officers and Founders
Fusion Sponsor II LLC (2)	12,500,000	85.1%
John James(2)	12,500,000	-
Erik Thoresen	-	-
Kelly Driscoll	-	-
Ben Buettell	-	-
James Ross	-	-
All executive officers and directors as a group (five individuals)	12,500,000	85.1%
Five Percent Holders
Citadel Advisors LLC(3)	1,026,050	7.0%
Citadel Securities LLC(3)	644	* %
Kenneth Griffin(3)	1,026,050	7.0%
Aristeia Capital, L.L.C.(4)	3,140,941	21.4%
Saba Capital Management, L.P.(5)	3,461,326	23.6%
Bank of Montreal(6)	3,117,888	21.2%
Bank of Montreal Holding Inc.(6)	327,800	* %
Bank of Montreal, NewYork Branch(6)	790,000	5.4%
Bank of Montreal Capital Markets (Holdings)(6)	2,000,000	13.6%

*	Less than 1%

(1)	The business address of each of the following entities or individuals is c/o Fusion Acquisition Corp. II, 667 Madison Ave, 5th Floor, New York, New York 10065.

(2)	Sponsor is the record holder of the shares reported herein. Each of our officers and directors are among the members of Sponsor. John James is the sole managing member of Sponsor. Mr. James has voting and investment discretion with respect to the common stock held of record by Sponsor. Each of our officers and directors other than Mr. James disclaims any beneficial ownership of any shares held by Sponsor.

(3)	According to a Schedule 13G/A filed on February 5, 2021 on behalf of behalf of Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (“Mr. Griffin,” collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Reporting Persons”) with respect to shares of Class A common stock owned by Citadel Equity Fund Ltd., a Cayman Islands company (“CEFL”), Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CEFL, and CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP and owns a controlling interest in CGP and CSGP. Each of Citadel Advisors, CAH and CGP may be deemed to beneficially own 1,026,050 shares of Class A common stock. Citadel Securities, CALC4 and CSGP may be deemed to beneficially own 644 shares of Class A common stock. Mr. Griffin may be deemed to beneficially own 1,026,694 shares of Class A common stock The principal business address of each Reporting Person is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(4)	According to a Schedule 13G/A filed on February 13, 2023, on behalf of Aristeia Capital, L.L.C. Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the common stock described herein held by, one or more private investment funds. The principal business address for the Reporting Person is One Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(5)	According to a Schedule 13G filed on May 6, 2022, on behalf of Saba Capital Management, L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”), and Mr. Boaz R. Weinstein (together, “Saba”). Accordingly, Saba shares beneficial ownership of the common stock reported above. The principal business address for Saba is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	According to a Schedule 13G filed on February 6, 2023, on behalf of (i) Bank of Montreal (“BMO”), (ii) Bank of Montreal Holding Inc. (“BMO Holding”), (iii) BMO Nesbitt Burns Holdings Corporation (“BMO Nesbitt Burns Holdings”), (iv) BMO Nesbitt Burns Inc. (“BMO Nesbitt Burns Inc.”), (v) Bank of Montreal, NewYork Branch (“BMO NY Branch”), (vi) Bank of Montreal Capital Markets (Holdings) Limited (“BMO Capital Markets Holdings”) and (vii) BMO Capital Markets Limited (“BMO Capital Markets”). BMO may be deemed to beneficially own 3,117,888 shares of Class A common stock. BMO Holding, BMO Nesbitt Burns Holdings and BMO Nesbitt Burns Inc. may be deemed to beneficially own 327,800 shares of Class A common stock. BMO NY Branch may be deemed to beneficially own 790,000 shares of Class A common stock. BMO Capital Markets Holdings and BMO Capital Markets may be deemed to beneficially own 2,000,000 shares of Class A common stock. The principal business address for each Reporting Person is 100 King Street West, 21st Floor, Toronto, Ontario, M5X 1A1, Canada.

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

On March 5, 2021, the Company issued the Sponsor Convertible Note to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full on the Maturity Date. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there was $425,360 and $300,000 in borrowings outstanding under the Sponsor Convertible Note.

On December 3, 2021, the Company issued the Convertible Note to Mr. James, pursuant to which the Company may borrow up to $300,000 from Mr. James for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination, as defined below. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date. Mr. James will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note into warrants to purchase shares of the Company’s Class A common stock at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering; provided, that Mr. James’ optional conversion shall be reduced by the amount of principal in excess of $1,200,000 that the Sponsor converts under the Sponsor Convertible Note.

On November 1, 2022, the Company issued the BOKA Convertible Note to BOKA, pursuant to which the Company may borrow up to $500,000 from BOKA for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination, All unpaid principal under the BOKA Convertible Note will be due and payable in full on the earlier of (i) the termination date of the Company as listed in its organizational documents, which is currently March 2, 2024, or such later date as may be approved by the Company’s stockholders in accordance with the organizational documents, and (ii) the effective date of a business combination. BOKA will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the BOKA Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering; provided, that BOKA’s optional conversion shall be reduced such that the amount of principal converted pursuant to (i) the Sponsor Convertible Note, (ii) the Convertible Note and (iii) the BOKA Convertible Note does not exceed $1,500,000 in the aggregate.

On September 1, 2023, in connection with the extension of the time in which we have to complete an initial business combination, the Company amended and restated each of the Sponsor Convertible Note, the Officer Convertible Note and the BOKA Convertible Note to extend the maturity dates thereunder to the earlier of March 2, 2024 and the effective date of a business combination.

Administrative Services Agreement

We entered into an agreement with an affiliate of the Sponsor whereby, commencing on February 25, 2021, through the earlier of the consummation of a business combination and our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative services. For the year ended December 31, 2022, the Company incurred $180,000 in fees for these services. We also paid $15,000 per month to our former chief financial officer, Mr. Gary, which terminated on December 31, 2021.

Item 14. Principal Accounting Fees And Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $108,725 and $115,360, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 and 2021, financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, fees related to tax compliance, tax advice and tax planning performed by Withum were $3,750 and nil, respectively+.

All Other Fees. For the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 15. Exhibit and Financial Statement Schedules

TABLE OF CONTENTS

Report of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm (PCAOB ID: 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statement of Operations for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Fusion Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fusion Acquisition Corp. II (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 2, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

November 1, 2023

PCAOB ID Number 100

FUSION ACQUISITION CORP. II

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$3,773	$59,137
Prepaid expenses	131,546	798,212
Total current assets	135,319	857,349

Cash and investments held in Trust Account	506,713,948	500,173,593
TOTAL ASSETS	$506,849,267	$501,030,942

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$822,367	$486,935
Income taxes payable	1,402,847	773
Total current liabilities	2,225,214	487,708

Convertible related party loans	646,680	500,000
Warrant liabilities	1,651,045	14,284,844
Deferred underwriting fee payable	18,800,000	18,800,000
TOTAL LIABILITIES	23,322,939	34,072,552

Commitments and Contingencies

Class A common stock subject to possible redemption, 280,000,000 shares authorized; 50,000,000 shares issued and outstanding at $10.11 and $10.00 per share redemption value as of December 31, 2022 and 2021, respectively	505,253,365	500,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 12,500,000 shares issued and outstanding as of December 31, 2022 and 2021	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(21,728,287)	(33,042,860)
TOTAL STOCKHOLDERS’ DEFICIT	(21,727,037)	(33,041,610)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$506,849,267	$501,030,942

The accompanying notes are an integral part of these financial statements.

FUSION ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from January 11, 2021 (Inception) through December 31,
	2022	2021

General and administrative expenses	$1,536,647	$1,534,739
Loss from operations	(1,536,647)	(1,534,739)

Other income (expense):
Interest earned on cash and investments held in Trust Account	6,872,860	173,593
Change in fair value of warrant liabilities	12,633,799	15,508,485
Transaction costs allocated to warrants	—	(1,180,711)
Other income (expense), net	19,506,659	14,501,367

Income before provision for income taxes	17,970,012	12,966,628
Provision for income taxes	(1,402,074)	(773)
Net income	$16,567,938	$12,965,855

Basic and diluted weighted average shares outstanding, Class A common stock	50,000,000	50,000,000
Basic and diluted net income per share, Class A common stock	$0.27	$0.21
Basic and diluted weighted average shares outstanding, Class B common stock	12,500,000	12,266,549
Basic and diluted net income per share, Class B common stock	$0.27	$0.21

The accompanying notes are an integral part of the financial statements.

FUSION ACQUISITION CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 11, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	12,506,250	1,251	23,749	—	25,000

Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	1,716,671	—	1,716,671

Forfeiture of Founder Shares	—	—	(6,250)	(1)	1	—	—

Accretion for Class A common stock to redemption amount	—	—	—	—	(1,740,421)	(46,008,715)	(47,749,136)

Net income	—	—	—	—	—	12,965,855	12,965,855

Balance – December 31, 2021	—	—	12,500,000	1,250	—	(33,042,860)	(33,041,610)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(5,253,365)	(5,253,365)

Net income	—	—	—	—	—	16,567,938	16,567,938

Balance – December 31, 2022	—	$—	12,500,000	$1,250	$—	$(21,728,287)	$(21,727,037)

The accompanying notes are an integral part of the financial statements.

FUSION ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from January 11, 2021 (Inception) through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$16,567,938	$12,965,855
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(6,872,860)	(173,593)
Change in fair value of warrant liabilities	(12,633,799)	(15,508,485)
Transaction costs allocated to warrants	—	1,180,711
Changes in operating assets and liabilities:
Prepaid expenses	666,666	(798,212)
Accrued expenses	335,432	486,935
Income taxes payable	1,402,074	773
Net cash used in operating activities	(534,549)	(1,846,016)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(500,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	332,505	—
Net cash provided by (used in) investing activities	332,505	(500,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	491,300,000
Proceeds from sale of private placements warrants	—	10,700,000
Proceeds of promissory note – related party	—	300,000
Repayment of advances from related party	—	(300,000)
Repayment of promissory note – related party	—	(173,972)
Proceeds from convertible promissory note	146,680	500,000
Payment of offering costs	—	(420,875)
Net cash provided by financing activities	146,680	501,905,153

Net Change in Cash	(55,364)	59,137
Cash – Beginning of period	59,137	—
Cash – End of period	$3,773	$59,137

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Offering costs paid through promissory note	$—	$173,972
Deferred underwriting fee payable	$—	$18,800,000
Forfeiture of Founder Shares	$—	$(1)
Accretion for Class A common stock subject to redemption amount	$5,253,365	$47,749,136

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through December 31, 2022, relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 25, 2021. On March 2, 2021, the Company consummated the Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of their over-allotment option in the amount of 6,500,000 Units, at $10.00 per Unit, generating gross proceeds of $500,000,000 which is described in Note 3.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination, as further described in the Form 10-Q for the period from January 11, 2021 to September 30, 2021. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

On February 28, 2023, the Company held a special meeting of stockholders (the “February Special Meeting”), pursuant to which, among other things, the stockholders approved an amendment to the second amended and restated certificate of incorporation (the “February Charter Amendment”) to (i) extend the time in which the Company has to complete an initial business combination from March 2, 2023 to September 2, 2023 (later extended to March 2, 2024, as noted below) and permit the board of directors in its sole discretion to wind up operations on an earlier date as determined by them and included in a public announcement and (ii) provide holders of the shares of Class B common stock with the right to convert any and all of their shares of Class B common stock into shares of Class A common stock prior to the closing of an initial business combination on a one-for-one basis at the election of the holder. In connection with the February Special Meeting, stockholders holding 45,524,677 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s trust account as of January 25, 2023, including any interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable). As a result, approximately $463.4 million (approximately $10.18 per share) was removed from the Trust Account to pay such holders and approximately $45.6 million remained in the Trust Account.

Between August 25, 2023 and August 31, 2023, the Company and the Sponsor entered into a non-redemption agreement (the “Non-Redemption Agreements”) with unaffiliated third party investors (the “NRA Investors”), pursuant to which the NRA Investors have agreed, in connection with the September Special Meeting (as defined below), to not redeem, or to reverse and revoke any prior redemption election, with respect to 2,105,697 shares of Class A common stock held by them and the Sponsor has agreed to transfer to the NRA Investors an aggregate of 471,424 founder shares.

On August 29, 2023, in accordance with the second amended and restated certificate of incorporation, as amended, the Sponsor elected to convert 12,500,000 shares of Class B common stock held by it into shares of Class A common stock on a one-for-one basis for no consideration. As a result, as of the date of this Annual Report on Form 10-K, there are no shares of Class B common stock outstanding.

Also on August 29, 2023, the Company and Sponsor entered into a subscription agreement (the “Polar Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party of the Company, pursuant to which Polar agrees to make certain capital contributions (the “Polar Capital Contribution”) from time to time, at the request of the Sponsor, subject to the terms and conditions of the Polar Subscription Agreement, to the Sponsor to meet the Sponsor’s commitment to fund working capital needs. In exchange for the commitment of Polar to provide the Polar Capital Contribution, (i) the Company will issue shares of Class A common stock to Polar at the closing of the initial business combination; and (ii) upon repayment of working capital loans by the Company, the Sponsor will return the Investor Capital Contribution at the closing of an initial business combination. In exchange for the forgoing commitment of Polar to make capital contributions to the Sponsor, the Company agrees to, or cause the surviving entity following the closing of the initial business combination to, issue one share of Class A common stock for each dollar of the Investor Capital Contribution funded by Polar at the time of the closing of the initial business combination. The Company granted certain registration rights, as described in the Polar Subscription Agreement, with respect to such shares.

On September 1, 2023, the Company held a special meeting of stockholders (the “September Special Meeting”), pursuant to which, among other things, the stockholders approved an amendment to the second amended and restated certificate of incorporation (the “September Charter Amendment”) to (i) extend the time in which the Company has to complete an initial business combination from September 2, 2023 to March 2, 2024 and (ii) remove (A) the limitation that the Company shall not consummate an initial business combination if it would cause the Company’s net tangible assets to be less than $5,000,001 and (B) the limitation that the Company shall not redeem its shares of Class A Common Stock such that it would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the September Special Meeting, stockholders holding 2,280,576 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s trust account as of August 14, 2023, including any interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable). As a result, approximately $24.2 million (approximately $10.60 per share) was removed from the Trust Account to pay such holders and approximately $23.3 million remained in the Trust Account. Following the aforementioned redemptions, the Company had 14,694,747 shares of Class A common stock outstanding, which includes 2,194,747 public shares and 12,500,000 founder shares. In connection with the September Special Meeting, on September 1, 2023, the Company filed the September Charter Amendment with the Delaware Secretary of State.

The Company will have until March 2, 2024 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had cash of $3,773 held outside the Trust Account and available for working capital purposes. The Company has $1,500,000 available to draw upon under the Working Capital Loans (as defined below) and may need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or further draw on the Working Capital Loans either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination.

The Company intends to complete a Business Combination by March 2, 2024. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by March 2, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate March 2, 2024.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities.” Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held to maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 50,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	(20,810,000)
Class A common stock issuance costs	(26,939,136)
Plus:
Accretion of carrying value to redemption value	47,749,136
Class A common stock subject to possible redemption, as of December 31, 2021	500,000,000
Plus:
Accretion of carrying value to redemption value	5,253,365
Class A common stock subject to possible redemption, as of December 31, 2022	$505,253,365

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering.

The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40, and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was measured by reference to the trading price of the Public Warrants. The Public Warrants were initially valued using a Monte Carlo Simulation. The Private Placement Warrants were initially valued using the Black-Scholes Option Pricing Model. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units were valued using the instrument’s publicly listed trading price. During the year ended December 31, 2022, the Private Placement Warrants were deemed to be nearly identical to the Public Warrants such valued using the Public Warrants publicly listed trading prices.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021 was $1,402,074 and $773, respectively.

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

The following tables reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Year Ended December 31,		For the Period from January 11, 2021 (inception) through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$13,254,350	$3,313,588	$10,411,573	$2,554,282
Denominator:
Basic weighted average shares outstanding	50,000,000	12,500,000	50,000,000	12,266,549
Basic net income per share of common stock	$0.27	$0.27	$0.21	$0.21

	For the Year Ended December 31,		For the Period from January 11, 2021 (inception) through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$13,254,350	$3,313,588	$10,372,684	$2,593,171
Denominator:
Diluted weighted average shares outstanding	50,000,000	12,500,000	50,000,000	12,500,000
Diluted net income per share of common stock	$0.27	$0.27	$0.21	$0.21

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 11).

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Administrative Services Agreement

The Company entered into an agreement, commencing February 25, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative services. Additionally, the Company paid $15,000 per month to its former chief financial officer, Jeffrey Gary, which terminated on December 31, 2021. For the year ended December 31, 2022, the Company incurred $120,000 in fees for these services. For the period from January 11, 2021 (inception) through December 31, 2021, the Company incurred $100,000 of administrative service fees. At December 31, 2022 and 2021, a total of $220,000 and $100,000, respectively, of administrative support services was included in accrued expenses in the accompanying balance sheets.

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

On March 5, 2021, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor (as further amended on September 1, 2023), pursuant to which the Company may borrow up to $1,500,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of (i) March 2, 2024 and (ii) the consummation of a Business Combination (such earlier date, the “Maturity Date”). The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were amounts of $425,360 and $300,000, respectively, in borrowings outstanding under the Sponsor Convertible Note.

On December 3, 2021, the Company issued an unsecured convertible promissory note (the “Officer Convertible Note”) to the Chief Executive Officer (as further amended on September 1, 2023), pursuant to which the Company may borrow up to $300,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. All unpaid principal under the Officer Convertible Note will be due and payable in full on the earlier of (i) March 2, 2024, and (ii) the consummation of a Business Combination (such earlier date, the “Maturity Date”). The Chief Executive Officer will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Officer Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there was $200,000 in borrowings outstanding under the Officer Convertible Note. A total of $625,360 and $500,000 as of December 31, 2022 and 2021, respectively, in borrowings is outstanding under both the Sponsor Convertible Note and Officer Convertible Note.

On November 1, 2022, the Company issued an unsecured convertible promissory note (“BOKA Convertible Note”) to BOKA Founder LP (“BOKA”) (as further amended on September 1, 2023), pursuant to which the Company may borrow up to $500,000 from BOKA for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination. All unpaid principal under the BOKA Convertible Note will be due and payable in full on the earlier of (i) the termination date of the Company as listed in its organizational documents, currently Marach 2, 2024, or such later date as may be approved by the Company’s stockholders in accordance with the organizational documents, and (ii) the effective date of a business combination. BOKA will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the BOKA Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering; provided, that BOKA’s optional conversion shall be reduced such that the amount of principal converted pursuant to (i) the Sponsor Convertible Note, (ii) the Officer Convertible Note, and (iii) the BOKA Convertible Note does not exceed $1,500,000 in the aggregate.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. Because the Company is a Delaware corporation and its securities are trading on the New York Stock Exchange (the “NYSE”), the Company is a “covered corporation” for this purpose. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any redemptions of the public shares repurchase by the Company of its common stock or in the event of liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event the Company does not consummate an initial business combination by March 2, 2024.

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

Registration Rights

Pursuant to a registration rights agreement entered into on February 25, 2021, the holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain piggy-back registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $18,800,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock – The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 50,000,000 shares of common stock subject to possible redemption, which are presented as temporary equity.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 12,500,000 shares of common stock issued and outstanding.

NOTE 9. WARRANT LIABILITIES

As of December 31, 2022 and 2021, there are 16,666,667 Public Warrants and 7,133,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

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

NOTE 10. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2022 and 2021.

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$(773)
Organizational costs/ start-up expenses	563,041	286,614
Total deferred tax asset	563,041	285,841
Valuation allowance	(563,041)	(285,841)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$1,402,074	$773
Deferred	(277,200)	(285,841)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	277,200	285,841
Income tax provision	$1,402,074	$773

As of December 31, 2022 and 2021, the Company had $0 and $3,681, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income, indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, and for the period from January 11, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $277,200 and $285,841, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	(14.7)%	(25.1)%
Transaction costs allocated to warrants	0.0%	1.9%
Change in valuation allowance	1.5%	2.2%
Income tax provision	7.8%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held to maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2022, assets held in the Trust Account were comprised of $1,447 in cash and $506,712,501 in U.S. Treasury securities. Through December 31, 2022, the Company withdrew $332,505 of interest income from the Trust Account to pay franchise taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $439 in cash and $500,173,154 in U.S. Treasury securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gain and fair value of held-to-maturity securities at December 31, 2022 and 2021 are as follows:

	Held-To-Maturity Securities	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2022	U.S. Treasury Securities (Matures on 03/02/23)	1	$506,712,501	$134,018	$506,846,519

December 31, 2021	U.S. Treasury Securities (Matures on 06/02/22)	1	$500,173,154	$(72,651)	$500,100,503

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$—	$10,000,000
Warrant Liability – Public Warrants	3	$1,156,194	$—
Warrant Liability – Private Placement Warrants	3	$494,851	$—
Warrant Liability – Private Placement Warrants	3	$—	$4,284,844

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker FSNB.WS. During the year ended December 31, 2022, the observable market had no value, and as such, this is now deemed Level 3 due to the use of comparable and a Black-Scholes model for the warrant value. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date, until the warrants were no longer trading and the value was not available. As such, the Company obtained a valuation in which the specialists use comparable companies for a Black-Scholes model.

For the year ended December 31, 2022, the Private Placement Warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. Although the Private Placement Warrants are not redeemable by the Company (the Public Warrants may be redeemed when the common stock price exceeds $18.00 per share), the contractual terms are nearly identical to the Public Warrants.

The following tables present the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 11, 2021 (inception)	$—	$—	$—
Initial measurement on March 2, 2021	8,983,329	20,810,000	29,793,329
Change in fair value	(4,698,485)	(4,478,333)	(9,176,818)
Transfer to Level 1	—	(16,331,667)	(16,331,667)
Fair value as of December 31, 2021	$4,284,844	$—	$4,284,844

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$4,284,844	$—	$4,284,844
Change in fair value	(3,789,993)	—	(3,789,993)
Transfer to Level 3	—	1,156,194	1,156,194
Fair value as of December 31, 2022	$494,851	$1,156,194	$1,651,045

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants that transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from January 11, 2021 (inception) through December 31, 2021 was $16,331,667.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 28, 2023, the Company held a special meeting of stockholders (the “February Special Meeting”), pursuant to which, among other things, the stockholders approved an amendment to the second amended and restated certificate of incorporation (the “February Charter Amendment”) to (i) extend the time in which the Company has to complete an initial business combination from March 2, 2023 to September 2, 2023 and permit the board of directors in its sole discretion to wind up operations on an earlier date as determined by them and included in a public announcement and (ii) provide holders of the shares of Class B common stock with the right to convert any and all of their shares of Class B common stock into shares of Class A common stock prior to the closing of an initial business combination on a one-for-one basis at the election of the holder. In connection with the February Special Meeting, stockholders holding 45,524,677 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s trust account as of January 25, 2023, including any interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable). As a result, approximately $463.4 million (approximately $10.18 per share) was removed from the Trust Account to pay such holders and approximately $45.6 million remained in the Trust Account.

Between August 25, 2023 and August 31, 2023, the Company and the Sponsor entered into a non-redemption agreement (the “Non-Redemption Agreements”) with unaffiliated third party investors (the “NRA Investors”), pursuant to which the NRA Investors have agreed, in connection with the September Special Meeting (as defined below), to not redeem, or to reverse and revoke any prior redemption election, with respect to 2,105,697 shares of Class A common stock held by them and the Sponsor has agreed to transfer to the NRA Investors an aggregate of 471,424 founder shares.

On August 29, 2023, in accordance with the second amended and restated certificate of incorporation, as amended, the Sponsor elected to convert 12,500,000 shares of Class B common stock held by it into shares of Class A common stock on a one-for-one basis for no consideration. As a result, as of the date of this Annual Report on Form 10-K, there are no shares of Class B common stock outstanding.

Also on August 29, 2023, the Company and Sponsor entered into a subscription agreement (the “Polar Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party of the Company, pursuant to which Polar agrees to make certain capital contributions (the “Polar Capital Contribution”) from time to time, at the request of the Sponsor, subject to the terms and conditions of the Polar Subscription Agreement, to the Sponsor to meet the Sponsor’s commitment to fund working capital needs. In exchange for the commitment of Polar to provide the Polar Capital Contribution, (i) the Company will issue shares of Class A common stock to Polar at the closing of the initial business combination; and (ii) upon repayment of working capital loans by the Company, the Sponsor will return the Investor Capital Contribution at the closing of an initial business combination. In exchange for the forgoing commitment of Polar to make capital contributions to the Sponsor, the Company agrees to, or cause the surviving entity following the closing of the initial business combination to, issue one share of Class A common stock for each dollar of the Investor Capital Contribution funded by Polar at the time of the closing of the initial business combination. The Company granted certain registration rights, as described in the Polar Subscription Agreement, with respect to such shares.

On September 1, 2023, the Company held a special meeting of stockholders (the “September Special Meeting”), pursuant to which, among other things, the stockholders approved an amendment to the second amended and restated certificate of incorporation (the “September Charter Amendment”) to (i) extend the time in which the Company has to complete an initial business combination from September 2, 2023 to March 2, 2024 and (ii) remove (A) the limitation that the Company shall not consummate an initial business combination if it would cause the Company’s net tangible assets to be less than $5,000,001 and (B) the limitation that the Company shall not redeem its shares of Class A Common Stock such that it would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the September Special Meeting, stockholders holding 2,280,576 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s trust account as of August 14, 2023, including any interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable). As a result, approximately $24.2 million (approximately $10.60 per share) was removed from the Trust Account to pay such holders and approximately $23.3 million remained in the Trust Account. Following the aforementioned redemptions, the Company had 14,694,747 shares of Class A common stock outstanding, which includes 2,194,747 public shares and 12,500,000 founder shares.

On October 18, 2023, the NYSE notified the Company, and publicly announced, that the staff of NYSE Regulation determined to suspend trading immediately and commence proceedings to delist each of (i) the Company’s units, each consisting of one share of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and one-third of one redeemable warrant, listed to trade on the NYSE under the symbol “FSNB.U” (the Units”) and (ii) the Class A Common Stock (together with the Units, the “Company Securities”), listed to trade on the NYSE under the symbol “FSNB.” The notification states that NYSE Regulation reached its determination pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive thirty-trading day period of at least $40 million. The notification further states that the Company has a right to a review of NYSE Regulation’s determination by a Committee of the Board of Directors of the NYSE, and that the NYSE will apply to the U.S. Securities and Exchange Commission to delist the Company Securities upon completion of all application procedures, including any appeal by the Company of NYSE Regulation’s determination. The Company will consider all of its options, including its option to pursue a review, in responding to the notification. The Company anticipates that the Company Securities may be traded over-the-counter following the suspension in trading of the Company Securities on the NYSE.

Exhibit Index

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40020), filed with the Securities and Exchange Commission on March 2, 2021).
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40120), filed with the Securities and Exchange Commission on March 6, 2023).
3.3	Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40120), filed with the Securities and Exchange Commission on September 1, 2023).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on the Form S-1/A (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on February 16, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on February 16, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on February 16, 2021).
4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40020), filed with the Securities and Exchange Commission on March 2, 2021).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-40020), filed with the Securities and Exchange Commission on March 31, 2022).
10.1	Letter Agreement among the Company, its executive officers, it directors and the Sponsor, dated as of February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40120), filed with the Securities and Exchange Commission on March 2, 2021).
10.2	Registration Rights Agreement, dated February 25, 2021, by and among the Company, Sponsor and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40020), filed with the Securities and Exchange Commission on March 2, 2021).
10.3	Administrative Service Agreement, dated as of February 25, 2021, by and between the Company and Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40020), filed with the Securities and Exchange Commission on March 2, 2021).
10.4	Securities Subscription Agreement, dated as of January 11, 2021, by and between the Company, and Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on January 20, 2021).
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on February 16, 2021).
10.7	Amended & Restated Promissory Note, dated September 1, 2023, issued to Fusion Sponsor II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40120), filed with the Securities and Exchange Commission on September 1, 2023).
10.8	Amended & Restated Promissory Note, dated September 1, 2023, issued to John James (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40120), filed with the Securities and Exchange Commission on September 1, 2023).
10.9	Amended & Restated Promissory Note, dated September 1, 2023, issued to BOKA Founder LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40120), filed with the Securities and Exchange Commission on September 1, 2023).
10.10	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40120), filed with the Securities and Exchange Commission on August 25, 2023.
10.11	Subscription Agreement, dated as of August 29, 2023, by and between Fusion Acquisition Corp. II, Fusion Sponsor II LLC and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40120), filed with the Securities and Exchange Commission on August 30, 2023).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document contained in Exhibit 101).

*	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2023	FUSION ACQUISITION CORP. II

	By:	/s/ John James
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

/s/ John James	Chief Executive Officer and Director	November 1, 2023
John James	(Principal Executive Officer)

/s/ Erik Thoresen	Chief Financial Officer and Director	November 1, 2023
Erik Thoresen	(Principal Financial and Accounting Officer)

/s/ Jim Ross	Non-Executive Chairman	November 1, 2023
Jim Ross

/s/ Kelly Driscoll	Director	November 1, 2023
Kelly Driscoll

/s/ Ben Buettell	Director	November 1, 2023
Ben Buettell